Form 10-K
period 2006-12-31
Harborview 2006-4
filed 2007-04-02
CIK 1360075

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
UNITED STATES
FORM 10-K
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
(State or Other
Jurisdiction
(Telephone number,
including area code)
HarborView Mortgage Loan Trust 2006-4
Delaware
(I.R.S. Employer Identification No.)
06-1199884
(Commission file number of Issuing Entity)
(Address of Principal Executive Offices)
Greenwich, CT
600 Steamboat Road
(Zip Code)
06830
(203) 625-2700
Securities registered pursuant to Section 12(b) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or
15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
For the fiscal year ended December 31, 2006
or
For the transition period from _____________ to _____________
(Exact name of Issuing Entity)
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ( 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
[ Yes]
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.
Not Applicable.
[X No]
[ Yes] [X No]
[X Yes] [ No]
[X]
[ Yes] [X No]
Large accelerated filer [ ]
Accelerated filer [ ]
Non-accelerated filer [X]
(Exact Name of Registrant as Specified in its Charter)
(Exact Name of Sponsor as Specified in its Charter)
Greenwich Capital Acceptance, Inc. (Depositor)
Greenwich Capital Financial Products, Inc.
333-130961-04
Documents incorporated by reference:
Certain information is incorporated by reference below under Substitute Information Provided in
Accordance with General Instruction J(2) to Form 10-K.
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934
subsequent to the distribution of securities under a plan confirmed by a court.
Not Applicable.
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of December 31, 2006.
Not Applicable.
PART I
Item 1. Business.
Item 1A. Risk Factors.
Item 1B. Unresolved Staff Comments.
Item 2. Properties.
Item 3. Legal Proceedings.
Item 4. Submission of Matters to a Vote of Security Holders.
Not Applicable.
Not Applicable.
Not Applicable.
Not Applicable.
Not Applicable.
Not Applicable.
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity
Securities.
Item 6. Selected Financial Data.
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Item 8. Financial Statements and Supplementary Data.
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
Item 9A. Controls and Procedures.
Item 9B. Other Information.
PART II
None.
Not Applicable.
Not Applicable.
Not Applicable.
Not Applicable.
Not Applicable.
Not Applicable.
Not Applicable.
Item 9A(T). Controls and Procedures.
Not Applicable.
Item 10. Directors and Executive Officers of the Registrant.
Item 11. Executive Compensation.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Item 13. Certain Relationships and Related Transactions.
PART III
Not Applicable.
Not Applicable.
Not Applicable.
Not Applicable.
Item 14. Principal Accounting Fees and Services.
Not Applicable.
a) Exhibits
Item 15. Exhibits, Financial Statement Schedules.
PART IV
4)
10) Incorporated by reference as Exhibit (4).
31) Rule 13a-14(d)/15d-14(d) Certifications.
33) Reports on assessment of compliance with servicing criteria for asset-backed securities.
34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.
35) Servicer compliance statement.
Pooling and Servicing Agreement dated as of April 1, 2006 among Greenwich Capital Acceptance, Inc. as Depositor,
Greenwich Capital Financial Products, Inc., as Seller, Countrywide Home Loans Servicing LP, as Servicer, The Bank
of New York, as Custodian, and U.S. Bank National Association, as Trustee (incorporated herein by reference exhibit
4.1 of the Current Report on Form 8-K of the registrant, as filed with the Commission on May 15, 2006).
23) Consents of PricewaterhouseCoopers, Independent Registered Accounting Firm of XL Capital Assurance Inc. and XL
Financial Assurance Ltd.
a) Countrywide Home Loans Servicing LP, as Servicer
b) The Bank of New York, as Custodian
c) U.S. Bank National Association, as Trustee
a) Countrywide Home Loans Servicing LP, as Servicer
b) The Bank of New York, as Custodian
c) U.S. Bank National Association, as Trustee
SUBSTITUTE INFORMATION PROVIDED IN ACCORDANCE WITH GENERAL INSTRUCTION J(2) TO FORM 10-K.
Item 1112(b) of Regulation AB.
None.
Item 1114(b)(2) of Regulation AB.
Item 1117 of Regulation AB.
Item 1119 of Regulation AB.
None.
Item 1122 of Regulation AB.
Servicer Compliance Statement.
Significant Obligors of Pool Assets (Financial Information).
Credit Enhancement and Other Support, Except for Certain Derivatives
Instruments (Information Regarding Significant Enhancement
Providers Financial Information).
Legal Proceedings.
Affiliations and Certain Relationships and Related Transactions.
Compliance with Applicable Servicing Criteria
Item 1123 of Regulation AB.
The consolidated balance sheets as of December 31, 2006 and 2005, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2006, all of XL Capital Assurance Inc. and Subsidiary, are incorporated herein by reference from Exhibit 99-1 of the Annual
Report on Form 10-K of Security Capital Assurance Ltd for the fiscal year ended December 31, 2006, as filed with the
Commission on March 14, 2007.
The balance sheets as of December 31, 2006 and 2005, and the related statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2006, all of XL Financial Assurance Ltd., are incorporated herein by reference from Exhibit 99-2 of the Annual Report on Form 10-K of Security Capital
Assurance Ltd for the fiscal year ended December 31, 2006, as filed with the Commission on March 14, 2007.
None.
Reports on assessment of compliance with the servicing criteria for asset-backed securities are attached hereto under
Item 15.
Although each servicing criterion required by Item 1122(d) of Regulation AB is addressed in one or more of the
Assessments of Compliance with Servicing Criteria and related Attestation Reports included with this report, the
Servicer's, Countrywide Home Loans Servicing LP, Assessment of Compliance and related Attestation Report did not address each of the servicing criteria that the Servicer was required to address under the terms of the related
Servicing Agreement. The Servicer has not identified such failure to provide an Assessment and Attestation for these items as a material failure to fulfill its obligations under the related servicing agreement in the Servicer's Compliance
Statement provided under Item 1123 of Regulation AB, because the Servicer asserts that those items are not applicable to the Servicer.
Servicer compliance statements are attached hereto under Item 15.
b) Exhibits identified in paragraph a) above.
c) Omitted.
Copy of the consolidated balance sheets as of December 31, 2006 and 2005, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2006, all of XL Capital Assurance Inc. and Subsidiary, are incorporated herein by reference from Exhibit 99-1 of the Annual
Report on Form 10-K of Security Capital Assurance Ltd for the fiscal year ended December 31, 2006, as filed with the
Commission on March 14, 2007.
99.1)
Copy of the balance sheets as of December 31, 2006 and 2005, and the related statements of income, shareholders'
equity, and cash flows for each of the three years in the period ended December 31, 2006, all of XL Financial Assurance
Ltd., are incorporated herein by reference from Exhibit 99-2 of the Annual Report on Form 10-K of Security Capital
Assurance Ltd for the fiscal year ended December 31, 2006, as filed with the Commission on March 14, 2007
99.2)
a) Countrywide Home Loans Servicing LP, as Servicer
SIGNATURES
By (Signature and Title):
Date
3/31/2007
/s/ Robert McGinnis
Robert McGinnis
President
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
(Registrant) :
Greenwich Capital Acceptance, Inc.
EXHIBIT INDEX
EXHIBIT DESCRIPTION
Exhibit 31 Rule 13a-14(d)/15d-14(d) Certifications.
Exhibit 33 Reports on assessment of compliance with servicing criteria for asset-backed securities.
Exhibit 34 Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.
Exhibit 35 Servicer compliance statement.
Copy of the consolidated balance sheets as of December 31, 2006 and 2005, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended
December 31, 2006, all of XL Capital Assurance Inc. and Subsidiary, are incorporated herein by reference from
Exhibit 99-1 of the Annual Report on Form 10-K of Security Capital Assurance Ltd for the fiscal year ended
December 31, 2006, as filed with the Commission on March 14, 2007.
Exhibit 99.1
Copy of the balance sheets as of December 31, 2006 and 2005, and the related statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2006, all of
XL Financial Assurance Ltd., are incorporated herein by reference from Exhibit 99-2 of the Annual Report on
Form 10-K of Security Capital Assurance Ltd for the fiscal year ended December 31, 2006, as filed with the
Commission on March 14, 2007
Exhibit 99.2
4)
Exhibit 23 Consents of PricewaterhouseCoopers, Independent Registered Accounting Firm of XL Capital Assurance Inc.
and XL Financial Assurance Ltd.
Exhibit 10) Incorporated by reference as Exhibit (4).
Exhibit 4)
Pooling and Servicing Agreement dated as of April 1, 2006 among Greenwich Capital Acceptance, Inc. as
Depositor, Greenwich Capital Financial Products, Inc., as Seller, Countrywide Home Loans Servicing LP, as
Servicer, The Bank of New York, as Custodian, and U.S. Bank National Association, as Trustee
(incorporated herein by reference exhibit 4.1 of the Current Report on Form 8-K of the registrant, as filed with the Commission on May 15, 2006).
a) Countrywide Home Loans Servicing LP, as Servicer
b) The Bank of New York, as Custodian
c) U.S. Bank National Association, as Trustee
a) Countrywide Home Loans Servicing LP, as Servicer
b) The Bank of New York, as Custodian
c) U.S. Bank National Association, as Trustee
a) Countrywide Home Loans Servicing LP, as Servicer